Form 10-K/A
period 2001-12-31
FINANCIAL ASSET SEC CORP ASSET BACKED CERTS SERIES 2001 FF1
filed 2002-12-18
CIK 1135415

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___



  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 27, 2002 on behalf of First Franklin Mortgage Loan Trust Asset Backed Certificates, Series 2001-FF1 established pursuant to the Pooling and Servicing Agreement among Financial Asset Securities Corporation as Depositor, Option One Mortgage Corporation as Master Servicer and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which First Franklin Mortgage Loan Trust, Asset Backed Certificates, Series 2001-FF1 registered under the Securities Act of 1933 (the "Certificates") were issued.



  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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


       a) Option One, as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.


       a) Option One, as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.


       a) Option One, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 11, 2001, and January 08, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.


                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


    First Franklin Mortgage Loan Trust
    Asset Backed Certificates
    Series 2001-FF1
    (Registrant)


  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of First Franklin Mortgage Loan Trust Asset Backed Certificates Series 2001-FF1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

     a) Option One, as Servicer <F1>


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) Option One, as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) Option One, as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.

EX 99-1 (a)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
2020 Main Street
Suite 400
P.O. Box 19630
Irvine, CA 92623-9636
Telephone (949) 437 5200
Facsimile (949) 437 5300

Report of Independent Accountants

To the Board of Directors
of Option One Mortgage Corporation


We have examined management's assertion about Option One Mortgage Corporation's (a wholly-owned subsidiary of Block Financial Corporation) and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended April 30, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2002 is fairly stated, in all material respects.

July 19, 2002


EX 99-2 (a)

OPTION ONE   (logo)
Mortgage Corporation
Start Here. Finish Here.

www.optiononemortgage.com


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

July 19, 2002

As of and for the year ended April 30, 2002, Option One Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP).

As of and for this same period, the Company had in effect a fidelity, bond and errors and omissions policy in the amount of $7,500,000.

Robert Dubrish, CEO

William L. O'Neill, CFO


Corporate Offices * 3 Ada * Irvine * California * 92618-2304 * 949.790.8100 * Fax 949.453.0199


EX 99.3 (a)

www.optiononemortgage.com

OPTION ONE
MORTGAGE    (logo)

July 3, 2002

Wells Fargo Bank Minnestoa, N.A.
9062 Old Annapolis Road, MAC-N2702-011
Columbia, Maryland 21045-1951
Attention: First Franklin Mortgage Loan Trust Series 2001-FF1
INV#648

Wells Fargo Bank
Sixth and Marquette
Minneapolis, MN 55479
Attention: First Franklin Series 2001-FF1

Financial Asset Securities Corporation
600 Steamboat Road
Greenwich, CT 06830
Attention: Legal

Pursuant to Section 3.20 of the Pooling and Servicing Agreement, dated and effective as of February 1, 2001, (the "Agreement") among Financial Asset Securities Corporation as Depositor, Option One Mortgage Corporation as Master Servicer, and Wells Fargo Bank Minnestoa, N.A., as Trustee, I certify that:

1. A review of the activities of the Master Servicer during the fiscal year ended April 30, 2002, and of performance under the aforementioned agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement during the fiscal year ended April 30, 2002, subject to any matters noted in the servicing report provided under Section 3.21 of the Agreement.


William L. O'Neill
Senior Vice President\Chief Financial Officer
Option One Mortgage Corporation


Corporate Offices * 3 Ada * Irvine * California * 92618-2304
P.O. Box 57054 * Irvine * California * 92619-7054 * 800.648.9605 *
Fax 949.790.8505